Form 10-Q
period 1998-09-30
CYGNET FINANCIAL CORP
filed 1998-11-19
CIK 1064158

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

Commission File Number 001-14359

CYGNET FINANCIAL CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware                            86-0721358
(State or other jurisdiction of     (I.R.S. employer
Incorporation or organization)      identification no.)

2525 E. Camelback Road,
Suite 1150
Phoenix, Arizona 85016
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (602) 852-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  _X_	No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

See attached Explanatory Note.

                               EXPLANATORY NOTE

This Form 10-Q relates to Cygnet Financial Corporation (the "Company" or "Cygnet"), a subsidiary formed by Ugly Duckling Corporation in connection with an anticipated rights offering and spinoff of the Company. In reviewing this Form 10-Q, please consider the following:

1. The rights offering and split up were never concluded as a result of a lack of investor interest. Accordingly, Cygnet remains a wholly owned subsidiary of Ugly Duckling Corporation and none of its stock is publicly traded. The Company has sought a "no action letter" from the Securities and Exchange Commission to discontinue reporting requirements pursuant to Section 15(d) of the Securities Exchange Act of 1934 as soon as practicable.

2. The following report assumes that the split up of Cygnet took place and that the assets were transferred to and liabilities assumed by it in conjunction with the split up. None of these transactions have actually transpired.

3. The operations attributed to Cygnet Financial Corporation in this report are included as "discontinued operations" in the financial statements of Ugly Duckling Corporation which makes periodic reports, proxy statements and other filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, and should be read in light of those disclosures. Although the split up did not occur pursuant to the rights offering, Ugly Duckling is still continuing to explore alternatives for formally separating its dealership and non-dealership operations (those that were to be transferred to Cygnet Financial Corporation), although there can be no assurance that Ugly Duckling Corporation will ultimately be successful in this regard.

                       CYGNET FINANCIAL CORPORATION
                                 FORM 10-Q

                             TABLE OF CONTENTS

PART I.  FINANCIAL STATEMENTS                                               5

ITEM 1.  Financial Statements                                               5
  NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS                          8
ITEM 2.                                                                    10

PART II.  OTHER INFORMATION                                                15
  ITEM 1.  Legal Proceedings.                                              15
  ITEM 2.  Changes in Securities.                                          15
  ITEM 3.  Defaults Upon Senior Securities.                                15
  ITEM 4.  Submission of Matters to a Vote of Security Holders.            15
  ITEM 5.  Other Information.                                              15
  ITEM 6.  Exhibits and Reports on Form 8-K.                               16

SIGNATURE                                                                  17

Exhibit 27                                                                 19
Exhibit 99                                                                 20

                               Part I.?FINANCIAL STATEMENTS
ITEM 1.  Financial Statements

CYGNET FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED BALANCE SHEETS
September 30, 1998 and December 31, 1997
(in thousands)
                                  September 30,1998    December 31,1997
                                  -----------------    ---------------
ASSETS

Cash and Cash Equivalents                      $451             $1,225
  Finance Receivables, Net                   29,605              9,274
  Notes Receivable                           27,120             21,861
  Property and Equipment, Net                 3,205                646
  Goodwill, Net                               1,118              1,178
  Other Assets                                7,605              5,850
                                             ------             ------
                                            $69,104            $50,034
                                             ======             ======

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accrued Expenses and Other Liabilities      3,285               $548
  Advances from Affiliate                    20,312              9,106
  Notes Payable                               5,507                380
                                             ------             ------
      Total Liabilities                      29,104             10,034
Stockholder's Equity:
  Preferred Stock; $.001 par value,
    500,000 shares authorized,
    none issued and outstanding                  -                   -
  Common Stock; $.001 par value,
    14,000,000 shares authorized,
    one share issued and outstanding             -                   -
Additional Paid-in Capital                   40,000             40,000
Retained Earnings                                -                   -
                                             ------             ------
      Total Stockholder's Equity             40,000             40,000
                                             ------             ------
Commitments and Contingencies                     -                  -
                                             ------             ------
                                             69,104            $50,034
                                             ======             ======











See accompanying notes to Condensed Combined Financial Statements.

CYGNET FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(In thousands, except shares used in computation)
                                        Three Months ended Nine Months ended
                                             September 30,     September 30,
                                        ------------------ -----------------
                                        1998     1997      1998      1997
                                        -------- --------- --------- -------
Revenues:
  Interest Income                         $3,901    $3,117   $10,283  $3,254
  Servicing Fees                           6,738         -    11,675       -
  Net Gain on Sale of
    Repossessed Collateral                 1,304         -     2,412       -
  Other Income                                 5       221       128     221
                                        -------- --------- --------- -------
                                          11,948     3,338    24,498   3,475
                                        -------- --------- --------- -------
Operating Expenses:
  Provision for Credit Losses                479       226     1,445     226
  Selling and Marketing                       28         -        64       9
  General and Administrative               9,132     1,067    18,133   2,075
  Write-Off of Offering Costs              2,000         -     2,000       -
  Depreciation and Amortization              241        38       470     100
  Other                                      222         -       222       -
                                        -------- --------- --------- -------
                                          12,102     1,332    22,334   2,411
                                        -------- --------- --------- -------

Earnings (Loss) before Interest Expense     (154)    2,006     2,164   1,064
Interest Expense                             956       738     2,671     775
                                        -------- --------- --------- -------
Earnings (Loss) before Income Taxes       (1,110)    1,268      (507)    289
Income Taxes (Benefit)                      (433)      510      (189)    116
                                        -------- --------- --------- -------
Net Earnings (Loss)                        $(677)     $758     $(318)   $173
                                        ======== ========= ========= =======
Basic / Diluted Earnings (Loss) per share  $(677)     $758     $(318)   $173
                                        ======== ========= ========= =======
Shares used in computation                     1         1         1       1
                                        ======== ========= ========= =======













See accompanying notes to Condensed Combined Financial Statements.

CYGNET FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1998 and 1997
(In thousands)
                                                    1998        1997
                                                    ----------  ------------
Cash Flows from Operating Activities:
  Net Earnings (Loss)                                    $(318)         $173
  Adjustment to Reconcile Net Earnings
    (Loss) to Net Cash Provided by
    Operating Activities:
      Provision for Credit Losses                        1,445           226
      Depreciation and Amortization                        470           100
      (Increase) Decrease in Other Assets               (1,755)           39
      Increase in Accrued Expenses and Other Liabilities 2,737           394
                                                    ----------  ------------
        Net Cash Provided by  Operating Activities       2,579           932
                                                    ----------  ------------
Cash Flows from Investing Activities:
  Increase in Finance Receivables                      (38,788)       (9,264)
  Collections of Finance Receivables                    27,648         1,723
  Increase in Notes Receivable                          (7,118)       (9,314)
  Collections of Notes Receivable                        1,859         4,012
  Purchase of Property and Equipment                    (2,969)         (140)
  Payment for Acquisition of Assets                          -        (9,098)
                                                    ----------  ------------
        Net Cash Used in Investing Activities          (19,368)      (22,081)
                                                    ----------  ------------
Cash Flows from Financing Activities:
  Increase in Notes Payable                              5,225             -
  Payment of Note Payable                                  (98)         (120)
  Advances from Affiliate                               10,888        10,230
Contribution of Additional Paid-in Capital                   -        12,205
                                                    ----------  ------------
        Net Cash Provided by Financing Activities       16,015        22,315
                                                    ----------  ------------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                             (774)        1,166
Cash and Cash Equivalents at Beginning of Period         1,225             -
                                                    ----------  ------------
Cash and Cash Equivalents at End of Period                $451        $1,166
                                                    ==========  ============
Supplemental Statement of Cash Flows Information:
  Contribution of certain assets of the Company             $-       $27,795
                                                    ==========  ============
  Assumption of note payable                                $-          $500
                                                    ==========  ============







See accompanying notes to Condensed Combined Financial Statements.

                             CYGNET FINANCIAL CORPORATION
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed combined financial statements of Cygnet Financial Corporation ("Cygnet" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Combined Balance Sheet as of December 31, 1997 was derived from audited combined financial statements as of that date, but does not include all the information and footnotes required by generally accepted accounting principles. It is suggested that these condensed combined financial statements be read in conjunction with the Company's audited combined financial statements included in the Company's registration statement on Form S-1 (File No. 333-57323), as amended and originally filed on August 4, 1998.

The combined financial statements contained herein reflect the results of operations, financial position, changes in stockholder's equity and cash flows of the Company, as if the Company were a separate entity operating the bulk purchasing and certain loan servicing operations, the third party dealer financing operations (not the branch office operations), and substantially all other Ugly Duckling non-dealership assets and contract rights for the periods presented. The combined financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations of the Company. See "Explanatory Note" above.


Note 2.  Terminated Rights Offering

In April 1998, the Ugly Duckling Corporation announced that its Board of Directors had directed management to proceed with separating its dealership operations from its bulk purchasing and third party loan servicing operations and the collateralized dealer finance program. In June 1998, Ugly Duckling formed Cygnet, a new wholly-owned subsidiary, to effectuate a split-up of Ugly Duckling into two public companies (the "Split-up") with Cygnet to operate the non-dealership activities, which include the Cygnet dealer program and the bulk purchasing and third party loan servicing operations. A proposal to effect the Split-up through a rights offering (the "Rights Offering") was approved by Ugly Duckling's stockholders at Ugly Duckling's annual stockholder's meeting held in August 1998. Ugly Duckling subsequently issued rights to its stockholders that granted each holder the opportunity to purchase one (1) share of Company common stock, at a subscription rate of $7.00 per share, for every four (4) shares of Ugly Duckling common stock held (the "Rights"). Due to a lack of shareholder participation, however, the Rights Offering was canceled in September 1998, no assets were transferred to or liabilities assumed by the Company, and the Company remains a wholly owned subsidiary of Ugly Duckling Corporation. See "Explanatory Note" above.

During the third fiscal quarter of 1998, Cygnet wrote-off costs totaling approximately $2,000,000 related to the terminated rights offering.


Note 3.  Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.


Note 4.  Reclassifications

Certain reclassifications have been made to previously reported information to conform to the current presentation.


Note 5.  Earnings (Loss) Per Share

Net Earnings (Loss) per common share amounts are based on the weighted average number of common shares and Common Stock equivalents outstanding for the periods ended September 30, 1998 and 1997 (in thousands, except shares outstanding):

                                        Three Months Ended   Nine Months Ended
                                        September 30         September 30,
                                        -------------------- ----------------
                                        1998      1997       1998      1997
                                        --------- ---------- --------- -------
Net Earnings (Loss)                        $(677)      $758     $(318)   $173
                                        ========= ========== ========= =======
Basic EPS-Weighted Average Shares
  Outstanding                                  1          1          1      1
                                        ========= ========== ========= =======
Basic Earnings Per Share:
  Net Earnings (Loss)                      $(677)      $758      $(318)  $173
                                        ========= ========== ========= =======
Basic EPS-Weighted Average Shares
  Outstanding                                  1          1          1      1
Effect of Diluted Securities:
  Warrants                                     -          -         -       -
  Stock Options                                -          -         -       -
                                        --------- ---------- --------- -------
Dilutive EPS-Weighted Average Shares
  Outstanding                                  1          1          1      1
                                        ========= ========== ========= =======
Diluted Earnings Per Share:
  Net Earnings (Loss)                      $(677)      $758      $(318)  $173
                                        ========= ========== ========= =======



                                    ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                  AND FINANCIAL CONDITION OF THE COMPANY

This Quarterly Report on Form 10-Q contains forward looking statements.
Additional written or oral forward looking statements may be made by the Company (defined below) from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Such statements may include, but not be limited to, year 2000 matters, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "intend," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. Statements in this Quarterly Report, including the Notes to the Condensed Combined Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company," describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99 which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q and the Company's prospectus dated
August 4, 1998, filed with the Securities and Exchange Commission.

Introduction

     General. Cygnet Financial Corporation (the "Company"), a wholly-owned subsidiary of Ugly Duckling Corporation ("Ugly Duckling"), was formed on June
1, 1998 for the purpose of consummating a transaction whereby Ugly Duckling would split-up its operations into two publicly-held companies. Although a rights offering intended to effect the split up has been abandoned, Ugly
Duckling continues to explore alternatives to separate its dealership and non-dealership operations. The combined financial statements contained herein and this discussion reflect the results of operations, financial position, changes in stockholder's equity and cash flows of the Company, as if the Company were a separate entity (See "Explanatory Note" above) operating the bulk purchasing and certain loan servicing operations, the third party dealer financing operations (not the branch office operations), and substantially all other Ugly Duckling non-dealership assets and contract rights for the periods presented. The combined financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations of the Company.

     The Company provides qualified independent used car dealers with warehouse purchase facilities and operating credit lines pursuant to its Cygnet dealer program ("Cygnet Dealer Program"). In addition, the Company purchases loan portfolios in bulk and services loan portfolios on behalf of third parties. The Company targets its products and services primarily to the sub-prime segment of the automobile financing industry, which focuses on selling and financing the sale of used cars to sub-prime borrowers.

     Bulk Purchasing and Loan Servicing. The Company believes bulk purchase and large servicing transactions are efficient methods of purchasing or obtaining servicing rights to sub-prime automobile finance receivables. In this regard, the Company has effected certain transactions with various parties, pursuant to which the Company has acquired significant servicing and other rights.

     The Company was actively involved in the bankruptcy proceedings of First
Merchants Acceptance Corporation ("FMAC"). FMAC was in the business of purchasing and securitizing loans made primarily to sub-prime borrowers by various Third Party Dealers. In various transactions relating to the FMAC bankruptcy proceedings, the Company, among other things, (l) purchased the secured claims of certain creditors of FMAC, sold the contracts securing such claims at a profit to a third party purchaser ("Contract Purchaser"), guaranteed the purchaser a specified return on the contracts and obtained a related guarantee from FMAC secured by, among other things, the stock of certain entities holding residual interests and certain equity certificates in various securitized loan pools of FMAC, and entered into servicing arrangements with respect to such contracts; (2) made debtor-in-possession loans to FMAC, and received interest income therefrom; (3) entered into various servicing agreements with respect to receivables in the securitized pools of FMAC; (4) obtained rights to receive certain payments with respect to distributions on residual interests in such securitized pools and obtained certain interests in charged off receivables in such pools; (5) obtained rights to certain fees; and (6) obtained the FMAC servicing platform.

     On February 9, 1998, Ugly Duckling Corporation announced that it had entered into a servicing and transition agreement with Reliance Acceptance
Corporation ("Reliance"). Reliance filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code on February 9, 1998 (the
"Plan"). The Plan was confirmed on July 2, 1998 and the Company began servicing certain loan portfolios on behalf of Reliance on August 1, 1998. In connection with the respective servicing agreements, the Company is entitled to receive certain incentive payments related to such agreements should certain events transpire.

     Cygnet Dealer Program. Through the Cygnet Dealer Program, the Company either purchases finance receivables under its Dealer Collection Program or provides traditional revolving lines of credit under its Asset-Based Loan
Program. Under the Dealer Collection Program, the Company generally purchases finance receivables on a full recourse basis from Third Party Dealers for 60% to 75% of the principal amount of the respective contract. The Company's
Asset Based Loan Program is similar to traditional asset-based lending relationships. The Company generally advances 65% of the principal amount of the contract. Under both programs, the Third Party Dealer retains responsibility for servicing the contracts. The Third Party Dealer is generally entitled to a fee of 20% to 25% of gross collections for servicing the contracts purchased under the Dealer Collection Program; however, the Company does not pay a servicing fee to Third Party Dealers for servicing contracts under the Asset Based Loan Program.









Results Of Operations

For Three Months Ended September 30, 1998
Compared To Three Months Ended September 30, 1997

Revenues increased by 257.9% to $11.9 million for the three month period ended
September 30, 1998 compared to $3.3 million in the three month period ended
September 30, 1997.  Revenues increased as a result in increases in Interest
Income of $784,000, Servicing Fees of $6.7 million and Net Gain on Sale of
Repossessed Collateral of $1.3 million over the comparable period in 1997.
Total operating expenses increased by 809.2% to $12.1 million for the three month period ended September 30, 1998 compared to $1.3 million in the three month period ended September 30, 1997.  This increase included a charge in the third fiscal quarter of 1998 of $2.0 million to write off offering costs related to a rights offering of the Company's stock that was cancelled due to lack of investor interest and an increase in General and Administrative
expenses of $8.1 million.    Net Loss for the three month period ended
September 30, 1998 totaled $318,000 compared to earnings of $173,000 in the comparable period in 1997.

Results Of Operations

For Nine Months Ended September 30, 1998
Compared To Nine Months Ended September 30, 1997

      Revenues increased by 605.0% to $24.5 million for the nine month period ended September 30, 1998 compared to $3.5 million in the nine month period ended September 30, 1997. Revenues increased as a result of increases in Interest Income of $7.0 million, Servicing Fees of $11.7 million and Net Gain on Sale of Repossessed Collateral of $2.4 million over the comparable period in 1997. Total operating expenses increased by 826.7% to $22.3 million for the nine month period ended September 30, 1998 compared to $2.4 million in the nine month period ended September 30, 1997. This increase included a charge in the third fiscal quarter of 1998 of $2.0 million to write off offering costs related to the terminated rights offering by the Company's parent. The increase is primarily due to an increase in General and Administrative
Expenses of $16.1 million over the comparable period in 1997 due to the Company's expansion of it's loans servicing and Cygnet Dealer Program operations. Net Loss for the nine month period ended September 30, 1998 totaled $318,000 compared to earnings of $173,000 in the comparable period in 1997.

Liquidity and Capital Resources

     The Company requires capital to support lending activities under its Cygnet Dealer Program, the purchase of bulk finance receivable portfolios, the purchase of property and equipment, and for working capital and general corporate purposes. The Company historically has funded its capital requirements through equity contributions and advances by Ugly Duckling
Corporation and operating cash flow.

     Cash Flows. The Company's Net Cash Provided by Operating Activities totaled $21 million in the nine months ended September 30, 1998 which was largely offset by Net Cash Used in Operating Activities of $19.4 million for the nine month period ended September 30, 1998. Net Cash Provided by Financing
Activities for 1997 was $21.2 million, all of which was provided by Ugly



Duckling Corporation. The Company's Net Cash Provided by Financing Activities decreased by 28.6% or $2.5 million to $6.3 million for the nine month period ended September 30, 1998 was primarily the result of a $5.0 million credit facility and $10.9 million in advances from the Company's parent.

     Capital Expenditures and Commitments. The Company has secured a credit facility with a third party lender pursuant to which the lender has provided the Company $5 million in the form of subordinated debt. The debt bears interest at 12% per annum, payable quarterly in arrears, with the principal balance and all accrued but unpaid interest payable in full on the third anniversary of the initial funding date. The debt is subordinated in right of payment to all existing and future debt of the Company. The Company is also required to maintain a debt to tangible equity ratio not greater than 3 to 1, calculated as of the end of each quarterly period. Ugly Duckling is obligated to issue a total of 115,000 warrants to the lenders by December 31, 1998, if the loan is not paid in full by that date. The loan is guaranteed by Ugly
Duckling Corporation.

     The Company intends to finance its future capital requirements through advances from its parent, operating cash flows and supplemental borrowings.
Year 2000

     The Company has performed a preliminary study (review and assessment) of its computer systems and third parties' (e.g. vendors and customers) computer systems in order to evaluate its exposure to Year 2000 issues. The Company continues to plan and evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized, or modification of its existing systems, which costs would be expensed as incurred. The Company expects to make the necessary replacements, modifications or changes to its computer information systems to enable proper processing of transactions relating to the Year 2000 and beyond. The Company also has had discussions with certain of its vendors and customers regarding actions to be taken to resolve any Year 2000 issues arising from the Company's dependence on third parties' computer systems. The amount expensed by the Company on Year 2000 issues to date has not been material. In addition, the Company does not believe that the costs of modifying or replacing its computer information systems in order to enable proper processing of transactions relating to the Year 2000 and beyond?estimated to be $700,000-will be material to its financial position or results of operations. The Company believes, however, that resolution of all Year 2000 issues will be significant to the Company's business and operations and there can be no assurance that the Company will be able to completely resolve all Year 2000 issues in a timely fashion or that the ultimate impact of the Year 2000 issues will not be material to the Company. Accordingly, failure to resolve Year 2000 issues in a timely fashion could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Risk Factors - Risks Relating to the Business - Data
Processing and Technology and Year 2000 at Exhibit 99."

      The Company is in the process of converting its loan processing and collections systems to Affiliated Computer Services, Inc. ("ACS"), a third party service bureau that processes transactions using Shaw Systems
Associates, Inc. ("Shaw") software and other products ("Shaw Products"). Shaw has certified to ACS that a significant portion of the Shaw Products that ACS uses to process the Company's transactions are Year 2000 compliant. Based upon a Shaw certification and a representation from ACS to the Company, the Company believes that Shaw has also undertaken to provide additional Year 2000 compliant Shaw Products to ACS as such systems become compliant. ACS would then make available for the Company's processing of transactions these additional Year 2000 compliant Shaw Products. The ACS Agreement requires that the ACS systems processing the Company's transaction be fully Year 2000 compliant by January 1, 1999. However, the Company's sole remedy if ACS does not comply with this requirement is to terminate the ACS Agreement and convert to another system, which would be costly and disruptive to operations and could have a material adverse effect on the Company's business and operations.
The Company's business and operations also could be adversely affected if other entities (e.g., vendors and customers) not affiliated with the Company do not appropriately address their own Year 2000 compliance issues. Further, certain of the Company's own applications are not Year 2000 compliant at this time.

Inflation

     Increases in inflation generally result in higher interest rates. Higher interest rates on the Company's expected borrowings would decrease the profitability of the Company's existing portfolio. The Company has sought to limit this risk by (i) maintaining a portion of its investment portfolio in the floating rate Asset Based Loan Program and (ii) limiting the maturity of finance receivable contracts. If the Company's borrowing rates increase, then the Company will seek to further limit the negative impact on earnings by increasing the purchase discount at which the Company purchases finance receivables and/or require higher stated annual percentage rates on finances receivables which are purchased. To date, inflation has not had a significant impact on the Company's operations.

Accounting Matters

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
(SFAS No. 130) which became effective for the Company on January 1, 1998. SFAS
No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company had no comprehensive income.

     In February, 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 132, "Employer's Disclosures
About Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which becomes effective for the Company January 1, 1999. SFAS No. 132 establishes standards for the information that public enterprises report in annual financial statements. The Company believes the adoption of SFAS No. 132 will not have a material impact on the Company.
















PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

 From time to time, the Company, in the ordinary course of business, receives complaints from borrowers relating to alleged violations of federal and state consumer lending or other similar laws and regulations. While most of these complaints typically are made directly to the lender or to various consumer protection organizations and are subsequently resolved, the Company is named occasionally as a defendant in civil suits filed by borrowers in state, local
or small claims courts.   Additionally, in the ordinary course of business,
the Company is a defendant in various other types of legal proceedings.  The
Company believes that the ultimate disposition of these matters on a cumulative basis will not have a material adverse effect on the Company;
however, there can be no assurance in this regard.

Item 2.  Changes in Securities.

(a) None.

(b) None.

(c) None.

(d) None.


Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.





















Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.       Description
    --------        ---------------------------------------------------------
       27           Financial Data Schedule
       99           Cautionary Statement Regarding Forward Looking Statements
                      and Risk Factors

(b) Reports on Form 8-K.

     During the third quarter 1998, the Company filed three reports on Form 8-
K.  The first report on Form 8-K, dated August 31, 1998 and filed September 2,
1998, pursuant to Item 5 reported approval by Ugly Duckling's stockholders during its 1998 annual meeting of Ugly Duckling proceeding with the planned
Split-up and related Rights Offering. The second report on Form 8-K, dated and filed September 17, 1998 pursuant to Items 5 and 7 (1) reported the initiation of an offer by Ugly Duckling to exchange shares of its common stock for subordinated debentures ("Exchange Offer"), and (2) filed as an exhibits to the Form 8-K a right to rescind document re the exercise of Rights and Cygnet's press release dated September 17, 1998 titled "Cygnet Financial
Corporation Files Supplement to Rights Offering."  The third report on Form 8-
K, dated September 25, 1998 and filed September 29, 1998 pursuant to Items 5 and 7 (1) reported the termination of the Rights Offering and the Split-up, and (2) filed as an exhibit to the Form 8-K, Cygnet's press release dated
September 28, 1998 titled "Ugly Duckling Corporation and Cygnet Financial
Corporation Terminate Rights Offering."

































SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Cygnet Financial Corporation

                                                /s/ ERIC J. SPLAVER
                                                Eric J. Splaver
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                                                 Date:  November 19, 1998












































EXHIBIT INDEX

    Exhibits.       Description
    --------        ---------------------------------------------------------
       27           Financial Data Schedule
       99           Cautionary Statement Regarding Forward Looking Statements
                      and Risk Factors

















































